Form 10-Q
period 2026-09-30
BlossomHill Therapeutics, Inc.
filed 2026-11-12
CIK 1839970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-43435

BlossomHill Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1578711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10255 Science Center Drive Suite 200 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 732-3880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BLSM	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2026, the registrant had 31,784,909 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the beneficial characteristics, including potential safety, tolerability, efficacy and therapeutic effects of BH-30643, BH-30236 and BH-501284;
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

•
our expectations regarding the impact of global health pandemics, geopolitical conflicts and economic uncertainty, including interest rate changes and inflation on our business and operations, including clinical trials, collaborators, contract research organizations (CROs) and employees;
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act); and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLOSSOMHILL THERAPEUTICS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,905	$136,682
Prepaid expenses and other current assets	4,321	2,144
Total current assets	229,226	138,826
Property and equipment, net	1,366	1,726
Operating lease right-of-use assets	18,912	19,921
Other assets	2,477	2,495
Total assets	$251,981	$162,968
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,459	$2,314
Accrued expenses	7,366	8,431
Accrued compensation	5,091	4,730
Other current liabilities	755	-
Operating lease liability, current	1,211	5
Total current liabilities	17,882	15,480
Operating lease liability, non-current	21,887	22,393
Other long-term liabilities	1,129	-
Total liabilities	40,898	37,873
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 and 85,552,612 shares authorized at September 30, 2026 and December 31, 2025, respectively; 0 and 18,258,960 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; $0 and $257,153 aggregate liquidation preference at September 30, 2026 and December 31, 2025, respectively	-	256,823
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 700,000,000 and 110,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 31,584,753 and 2,548,659 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	3	1
Additional paid-in capital	414,888	3,300
Accumulated deficit	(203,808)	(135,029)
Total stockholders' equity (deficit)	211,083	(131,728)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$251,981	$162,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOSSOMHILL THERAPEUTICS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$21,927	$14,673	$63,183	$36,776
General and administrative	3,552	2,055	9,073	5,509
Total operating expenses	25,479	16,728	72,256	42,285
Loss from operations	(25,479)	(16,728)	(72,256)	(42,285)
Other income (expense), net:
Interest income, net	1,463	759	3,480	2,595
Other income (expense), net	3	(7)	(3)	(8)
Total other income, net	1,466	752	3,477	2,587
Net loss	$(24,013)	$(15,976)	$(68,779)	$(39,698)
Net loss per share, basic and diluted	$(1.29)	$(6.54)	$(8.59)	$(16.46)
Weighted average common shares outstanding, basic and diluted	18,555,673	2,441,855	8,007,980	2,411,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOSSOMHILL THERAPEUTICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Convertible Preferred Stock

	Shares	Amount	Shares	Amount
Balance at June 30, 2026	18,258,960	$256,823	2,767,848	$1	$5,014	$(179,795)	$(174,780)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $16.7 million	-	-	10,516,240	1	151,622	-	151,623
Conversion of convertible preferred stock into common stock upon initial public offering	(18,258,960)	(256,823)	18,258,960	1	256,822	-	256,823
Exercise of stock options and vesting of early exercised stock options	-	-	41,705	-	245	-	245
Stock-based compensation expense	-	-	-	-	1,185	-	1,185
Net loss	-	-	-	-	-	(24,013)	(24,013)
Balance at September 30, 2026	-	-	31,584,753	3	414,888	(203,808)	211,083

Balance at December 31, 2025	18,258,960	$256,823	2,548,659	$1	$3,300	$(135,029)	$(131,728)
Issuance of common stock in initial public offering, net of discounts and issuance costs of $16.7 million	-	-	10,516,240	1	151,622	-	151,623
Conversion of convertible preferred stock into common stock upon initial public offering	(18,258,960)	(256,823)	18,258,960	1	256,822	-	256,823
Exercise of stock options and vesting of early exercised stock options	-	-	260,894	-	1,059	-	1,059
Stock-based compensation expense	-	-	-	-	2,085	-	2,085
Net loss	-	-	-	-		(68,779)	(68,779)
Balance at September 30, 2026	-	$-	31,584,753	$3	$414,888	$(203,808)	$211,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOSSOMHILL THERAPEUTICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	13,485,975	$172,886	2,411,016	$1	$2,161	$(98,196)	$(96,034)
Exercise of stock options	-	-	70,957	-	302	-	302
Stock-based compensation expense	-	-	-	-	275	-	275
Net loss	-	-	-	-	-	(15,976)	(15,976)
Balance at September 30, 2025	13,485,975	172,886	2,481,973	1	2,738	(114,172)	(111,433)

Balance at December 31, 2024	13,485,975	$172,886	2,381,320	$1	$1,590	$(74,474)	$(72,883)
Exercise of stock options	-	-	100,653	-	387	-	387
Stock-based compensation expense	-	-	-	-	761	-	761
Net loss	-	-	-	-		(39,698)	(39,698)
Balance at September 30, 2025	13,485,975	$172,886	2,481,973	$1	$2,738	$(114,172)	$(111,433)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOSSOMHILL THERAPEUTICS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(68,779)	$(39,698)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	373	284
Non-cash lease expense	1,009	951
Stock-based compensation expense	2,085	761
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,185)	1,563
Other assets	18	(1,482)
Accounts payable	1,145	2,142
Accrued expenses	(1,087)	1,976
Accrued compensation	361	1,261
Operating lease liabilities	699	540
Net cash used in operating activities	(66,361)	(31,702)

Cash flows from investing activities:
Purchases of property and equipment	(13)	(1,019)
Net cash used in investing activities	(13)	(1,019)

Cash flows from financing activities:
Proceeds from sale and issuance of common stock in initial public offering, net of underwriting discounts	156,482	—
Financing costs paid in connection with initial public offering	(4,859)	—
Proceeds from the exercise of stock options	2,974	387
Net cash provided by financing activities	154,597	387

Net increase (decrease) in cash and cash equivalents	88,223	(32,334)
Cash and cash equivalents at the beginning of period	136,682	100,147
Cash and cash equivalents at the end of period	$224,905	$67,813
Supplemental disclosure of noncash activities:
Right-of-use asset obtained in exchange for operating lease liability	—	$20,714
Deferred financing costs included in accounts payable and accrued expenses	$22	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOSSOMHILL THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Organization, liquidity and basis of presentation

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

From its inception to September 30, 2026, the Company has devoted substantially all of its resources to conducting research and development, staffing the Company, establishing and protecting the Company’s intellectual property portfolio, scaling up manufacturing processes and supplying product candidates and other materials for the Company’s preclinical studies and clinical trials, leasing office and laboratory space, raising capital, business planning and providing general and administrative support for these activities.

Reverse Stock Split

On July 31, 2026, the Company effected a one-for-4.6855 reverse stock split of its common stock (the "Reverse Stock Split"). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the redeemable convertible preferred stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Initial Public Offering

On August 10, 2026, the Company completed its initial public offering ("IPO"), pursuant to which it issued and sold 9,375,000 shares of common stock at a public offering price of $16.00 per share (the “IPO Price”). The aggregate gross proceeds of the IPO were $150.0 million before deducting underwriting discounts, commissions, and offering expenses of $15.3 million, for aggregate net proceeds from the IPO of $134.7 million. In addition, the Company granted the underwriters an option for a period of 30 days to purchase up to 1,406,250 additional shares of common stock. On August 25, 2026 the underwriters partially exercised their 30-day option and purchased an additional 1,141,240 shares of the Company’s common stock at the IPO Price, upon which the Company received aggregate gross proceeds of approximately $18.3 million before deducting offering discounts and commissions of $1.4 million. All underwriting discounts, commissions, and offering expenses were charged to additional-paid-in-capital as recorded against the gross proceeds.

In connection with the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 18,258,960 shares of common stock.

Liquidity

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

As of September 30, 2026, the Company had $224.9 million in cash and cash equivalents. The Company has an accumulated deficit of $203.8 million as of September 30, 2026. During the nine months ended September 30, 2026, the Company used $66.4 million of cash for operating activities. Management believes that the Company’s existing cash resources will be sufficient to fund operations for at least 12 months following the issuance of these unaudited condensed financial statements.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of September 30, 2026 does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements as of and for the years ended December 31, 2024 and 2025 included in the Company’s final prospectus dated August 7, 2026 related to its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“Securities Act”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Unaudited Condensed Interim Financial Information

The unaudited condensed balance sheet as of September 30, 2026, the unaudited condensed statements of operations for the three and nine months ended September 30, 2026 and 2025, the unaudited condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim period presented. The financial data and the other financial information contained in these notes to the unaudited condensed financial statements related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the years ended December 31, 2024 and 2025, included in the Company’s final prospectus dated August 7, 2026 related to its IPO filed pursuant to Rule 424(b)(4) under the Securities Act. Since the date of those financial statements, there have been no changes to its significant accounting policies, except where noted below.

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of September 30, 2026, the Company had no deferred offering costs recorded as a component of prepaid expenses and other current assets. There were no deferred offering costs as of December 31, 2025.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. The Company has excluded 217,859 and 107,418 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2026, respectively.

Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding convertible preferred stock, as well as outstanding stock options under the Company’s equity incentive plans. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion in the calculation would be anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Convertible preferred stock	—	13,485,975
Options to purchase common stock	2,646,988	1,202,696
Common stock subject to repurchase rights	200,156	—
Total	2,847,144	14,688,671

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. However, the Company may elect to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. The Company may take advantage of these exemptions up until the time that it is no longer an emerging growth company.

Recently Issued Accounting Pronouncements

There were no significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2024 and 2025 to the recently issued accounting standards for the three months ended September 30, 2026. Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Note 3. Fair Value Measurements

The following tables show the Company’s cash equivalents measured at fair value as of December 31, 2025 and September 30, 2026 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$220,561	$—	$—	$220,561
Total	$220,561	$—	$—	$220,561

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$135,227	$—	$—	$135,227
Total	$135,227	$—	$—	$135,227

The carrying amounts of the Company’s accounts payable, accrued expenses and accrued compensation approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are measured at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

Note 4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accrued research and development expenses	$7,213	$8,297
Other	153	134
Total accrued expenses	$7,366	$8,431

Note 5. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Initial Public Offering and Related Transactions

In August 2026, the Company completed its IPO with the sale of 10,516,240 shares of common stock at an initial public offering price of $16.00 per share, which included the partial exercise by the underwriters of their option to purchase 1,141,240 additional shares, which resulted in net proceeds to the Company of approximately $151.6 million, after deducting underwriting discounts and commissions of approximately $11.8 million and offering-related transaction costs of approximately $4.9 million.

In addition, in connection with the completion of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 18,258,960 shares of the Company’s common stock and the Company’s certificate of incorporation was amended and restated to authorize 700,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Convertible Preferred Stock

The Company’s convertible preferred stock was classified as temporary equity in the accompanying balance sheets given that the holders of the convertible preferred stock could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock.

Immediately prior to the closing of the IPO in August 2026, the Company’s outstanding convertible preferred stock automatically converted into 18,258,960 shares of common stock. Following the closing of the IPO, no shares of convertible preferred stock were outstanding.

Equity Incentive Plans

The 2026 Equity Incentive Plan (the “2026 Plan”), a successor to and continuation of the 2020 Equity Incentive Plan (as amended, the “2020 Plan”), became effective on August 6, 2026 in connection with the IPO. Pursuant to the 2026 Plan, 5,280,528 shares of common stock were authorized for issuance, consisting of (i) 3,781,612 new shares of common stock, (ii) 168,984 shares available for issuance under the 2020 Plan as of the effective date of the 2026 Plan, and (iii) up to 1,329,932 shares subject to outstanding awards under the 2020 Plan that are not issued because such awards expire, are settled in cash, or are forfeited, or such shares are withheld to satisfy the exercise price thereof or to satisfy tax withholding obligations. Upon effectiveness of the 2026 Plan, no further grants were permitted under the 2020 Plan. The 2026 Employee Stock Purchase Plan (the “2026 ESPP”) also became effective in connection with the IPO, and an additional 302,529 shares of common stock were authorized for issuance under the 2026 ESPP.

The maximum term of the options granted under both the 2020 and 2026 Plans is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. The 2020 Plan does allow for the early exercise of all stock options granted, if authorized by the board of directors at the time of grant. Any shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the lower of the original issue price or current fair value upon any voluntary or involuntary termination of such optionee. The 2026 Plan does not allow for the early exercise of stock options granted.

A summary of the Company’s stock option activity is as follows:

Options
Outstanding at December 31, 2025	1,178,288
Granted	1,931,163
Exercised	(275,876)
Forfeited	(1,333)
Expired	—
Outstanding at September 30, 2026	2,832,242
Exercisable at September 30, 2026	573,753
Vested and expected to vest at September 30, 2026	2,832,242

As of December 31, 2025, the Company recorded receivables for amounts related to option exercises of approximately $31 thousand. This amount was received subsequent to the period end. No receivable was recorded at September 30, 2026.

Stock-based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	812	169	1,441	611
General and administrative	373	106	644	150
Total stock-based compensation expense	$1,185	$275	$2,085	$761

As of September 30, 2026, the unrecognized compensation cost related to outstanding employee and non-employee options was $21.6 million and is expected to be recognized as expense over a weighted-average period of approximately 3.4 years.

Early Exercise Liability

During 2026, the Company amended certain stock option agreements to permit holders to exercise their stock options prior to vesting. Shares issued upon early exercise that remain unvested are subject to the Company's right to repurchase. The Company's repurchase right lapses as the underlying shares vest.

The right to repurchase shares that were exercised prior to the time the options have vested generally lapses over the four-year vesting period. As of September 30, 2026, the early exercise liability was approximately $1.9 million and is included in other current and noncurrent liabilities and reclassified to equity as the shares vest. For accounting purposes, an early exercise is not considered substantive until the underlying awards vest, and the resulting shares are not considered outstanding until they vest.

Note 6. Commitments and Contingencies

The Company has operating leases for its office and laboratory space in San Diego, California. Rent expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2026, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses
BH-30643	$9,145	$6,130	$27,661	$11,738
BH-30236	1,914	1,751	5,628	4,139
BH-501284	1,814	258	4,444	319
Other projects	3	35	70	1,687
Non project specific research and development expenses	9,051	6,499	25,380	18,893
General and administrative expenses	3,552	2,055	9,073	5,509
Other income	1,466	752	3,477	2,587
Net loss	$24,013	$15,976	$68,779	$39,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

In August 2026, the FDA granted Fast Track designation to BH-30643 for the treatment of adult patients with advanced or metastatic EGFR C797S-positive NSCLC after prior treatment with a third-generation EGFR TKI. An end-of-Phase 1 meeting with the FDA was held in October 2026. Based on the outcome of that meeting, we have aligned with the FDA on the 50 mg twice daily (BID) dose as the Recommended Phase 2 Dose (RP2D), and we plan to initiate SOLARA-2, a single-arm Phase 2 clinical trial in both chemotherapy-naive and chemotherapy pre-treated patients with advanced or metastatic EGFR-mutant C797S-positive NSCLC, which we believe has the potential to support registration. We expect to dose the first patient in our anticipated pivotal Phase 2 trial in the first quarter of 2027. We plan to report updated Phase 1 data on durability of response in the C797S population in the first half of 2027, initial Phase 1 data on a chemotherapy combination cohort in the second half of 2027, and updated Phase 1 data on durability of response in TKI-naive patients in the second half of 2027.

Our second clinical-stage product candidate, BH-30236, is a CLK inhibitor currently being evaluated in an ongoing Phase 1 clinical trial in patients with R/R AML and HR-MDS. BH-30236 represents a novel approach to cancer treatment through the inhibition of CLK to target aberrant alternative mRNA splicing (aberrant alternative splicing), a defining feature implicated in cancer progression and therapeutic resistance across both hematologic malignancies and solid tumors. Our Phase 1 clinical trial is currently enrolling patients in the dose escalation part of the trial and is evaluating BH-30236 as a monotherapy and in combination with the BCL-2 inhibitor venetoclax, the established standard of care therapy for AML patients. We also plan to explore the effect of BH-30236 in additional myeloid malignancies, including R/R myelofibrosis, as well as study the safety and antileukemic effect of BH-30236 with venetoclax plus azacitidine for the treatment of AML, with initial studies planned in R/R AML. We expect to report updated data on safety and antileukemic effects from the BH-30236 Phase 1 trial in the first half of 2027.

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

We commenced our operations in 2020 and have devoted substantially all of our resources to date to conducting research and development, staffing our company, establishing and protecting our intellectual property portfolio, scaling up manufacturing processes and supplying our product candidates and other materials for our preclinical studies and clinical trials, leasing office and laboratory space, raising capital, business planning, and providing general and administrative support for these activities. Our operations to date have been funded primarily through the issuance and sale of shares of our convertible preferred stock. From our inception through September 30, 2026, we have raised aggregate gross proceeds of $425.5 million primarily from issuance of convertible preferred stock and the IPO. On August 10, 2026, we closed on our IPO, in which we issued and sold 9,375,000 shares of common stock at a public offering price of $16.00 per share. We also sold an additional 1,141,240 shares of common stock upon the partial exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts, commissions and offering expenses, were $151.6 million. As of September 30, 2026, we had cash and cash equivalents of $224.9 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to fund our projected operating expenses and capital expenditures into the second quarter of 2028. However, this estimate is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Since our inception, we have incurred significant operating losses. Our ability to generate enough product revenue to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $24.0 million and $16.0 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $203.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing and extent of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we seek to advance our product candidates through clinical and preclinical development, expand our research and development activities, seek regulatory approval, hire additional personnel and protect our intellectual property. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director costs and investor relations costs associated with operating as a public company that we did not incur as a private company.

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
•
the cost of consultants engaged in research and development-related services;
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

Other Income (Expenses), net

Other income (expenses), net consists primarily of foreign exchange gains and losses.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$21,927	$14,673	7,254
General and administrative	3,552	2,055	1,497
Total operating expenses	25,479	16,728	8,751
Loss from operations	(25,479)	(16,728)	(8,751)
Other income (expense), net:
Interest income, net	1,463	759	704
Other income (expense), net	3	(7)	10
Total other income, net	1,466	752	714
Net loss	$(24,013)	$(15,976)	(8,037)

Research and Development Expenses

We track external research and development costs of specific programs once a specific product candidate has been identified for development. We do not track internal research and development costs on a program-by-program basis.

The following table summarizes our research and development expenses by program for each of the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
External research and development expense:
BH-30643	$9,145	$6,130	$3,015
BH-30236	1,914	1,751	163
BH-501284	1,814	258	1,556
Other programs and discovery	772	730	42
Internal research and development expense:
Personnel-related	6,508	4,414	2,094
Facilities, overhead and other	1,774	1,390	384
Total research and development expense	$21,927	$14,673	$7,254

Research and development expenses were $21.9 million for the three months ended September 30, 2026 compared to $14.7 million for the three months ended September 30, 2025. The increase of $7.3 million was primarily due to increases in both external and internal research and development costs, which are described in more detail below.

For BH-30643, external costs were $9.1 million for the three months ended September 30, 2026 compared to $6.1 million for the three months ended September 30, 2025. The increase of approximately $3.0 million was primarily due to significant growth in clinical trial enrollment and sites activated and an increase in manufacturing costs related to the clinical development of BH-30643. For BH-30236, external costs were $1.9 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025. The increase of approximately $0.2 million was primarily due to the advancement of our ongoing clinical trial. For BH-501284, external costs were $1.8 million for the three months ended September 30, 2026 compared to $0.2 million for the three months ended September 30, 2025. The increase of $1.6 million was primarily comprised of manufacturing-related expenses to support IND-enabling studies and potential future clinical development.

Internal costs were $8.2 million for the three months ended September 30, 2026 compared to $5.8 million for the three months ended September 30, 2025. The increase of approximately $2.5 million was due to a $2.0 million increase in personnel-related expenses driven by our additional headcount as we expanded the number of research and development employees to support our programs, and an increase of approximately $0.4 million in facilities, overhead and other expenses.

General and administrative expenses. General and administrative expenses were $3.6 million for the three months ended September 30, 2026 compared to $2.1 million for the three months ended September 30, 2025. The increase of $1.5 million was comprised of a $0.8 million increase in personnel-related expenses, a $0.3 million increase in legal expenses, and an increase in general overhead and outside services expense of $0.4 million.

Interest income, net. Interest income, net was $1.5 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase is primarily driven by earnings on higher cash balances in the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$63,183	$36,776	26,407
General and administrative	9,073	5,509	3,564
Total operating expenses	72,256	42,285	29,971
Loss from operations	(72,256)	(42,285)	(29,971)
Other income (expense), net:
Interest income, net	3,480	2,595	885
Other expense, net	(3)	(8)	5
Total other income, net	3,477	2,587	890
Net loss	$(68,779)	$(39,698)	(29,081)

Research and Development Expenses

The following table summarizes our research and development expenses by program for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
External research and development expense:
BH-30643	$27,661	$11,738	$15,923
BH-30236	5,628	4,139	1,489
BH-501284	4,444	319	4,125
Other programs and discovery	2,780	3,959	(1,179)
Internal research and development expense:
Personnel-related	17,622	13,527	4,095
Facilities, overhead and other	5,048	3,094	1,954
Total research and development expense	$63,183	$36,776	$26,407

Research and development expenses were $63.2 million for the nine months ended September 30, 2026 compared to $36.8 million for the nine months ended September 30, 2025. The increase of $26.4 million was primarily due to increases in both external and internal research and development costs, which are described in more detail below.

For BH-30643, external costs were $27.7 million for the nine months ended September 30, 2026 compared to $11.7 million for the nine months ended September 30, 2025. The increase of approximately $15.9 million was primarily due to significant growth in clinical trial enrollment and sites activated and an increase in manufacturing costs related to the clinical development of BH-30643. For BH-30236, external costs were $5.6 million for the nine months ended September 30, 2026 compared to $4.1 million for the nine months ended September 30, 2025. The increase of approximately $1.5 million was primarily due to the advancement of our ongoing clinical trial. For BH-501284, external costs were $4.4 million for the nine months ended September 30, 2026 compared to $0.3 million for the nine months ended September 30, 2025. The increase of $4.1 million was primarily comprised of manufacturing-related expenses to support IND-enabling studies and potential future clinical development. These increases in external research and development costs were partially offset by a decrease of $1.2 million in external expenses related to our other programs and discovery, as we focused investment toward the development of our most advanced product candidates.

Internal costs were $22.7 million for the nine months ended September 30, 2026 compared to $16.6 million for the nine months ended September 30, 2025. The increase of approximately $6.0 million was due to a $4.1 million increase in personnel-related expenses driven by our additional headcount as we expanded the number of research and development employees to support our programs, and an increase of approximately $2.0 million in facilities, overhead and other expenses.

General and administrative expenses. General and administrative expenses were $9.1 million for the nine months ended September 30, 2026 compared to $5.5 million for the nine months ended September 30, 2025. The increase of $3.6 million was comprised of a $1.7 million increase in personnel-related expenses, a $0.8 million increase in legal expenses, and an increase in general overhead and outside services expense of $1.1 million.

Interest income, net. Interest income, net was $3.5 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively, with the increase primarily driven by earnings on higher cash balances in the nine months ended September 30, 2026.

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

From our inception through September 30, 2026, we have raised aggregate gross proceeds of $425.5 million to fund our operations, comprised primarily from our issuance of convertible preferred stock and our IPO. As of September 30, 2026 we had cash and cash equivalents of $224.9 million and an accumulated deficit of $203.8 million. Based on our current operating plans, we expect our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2028. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

Cash Flows

The following table sets forth a summary of the net cash flow activity for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(66,361)	$(31,702)	$(34,659)
Investing activities	(13)	(1,019)	1,006
Financing activities	154,597	387	154,210
Net increase (decrease) in cash and cash equivalents	$88,223	$(32,334)	$120,557

Operating Activities

Net cash used in operating activities was $66.4 million and $31.7 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities during the nine months ended September 30, 2026 consisted primarily of our net loss of $68.8 million, adjusted for $3.5 million in non-cash charges, primarily related to non-cash lease expense, stock-based compensation expense, and depreciation, as well as $1.0 million in net changes in operating assets and liabilities. The net cash used in operating activities during the nine months ended September 30, 2025 consisted primarily of our net loss of $39.7 million, adjusted for $2.0 million in non-cash charges, primarily related to non-cash lease expense, stock-based compensation expense, and depreciation, as well as $6.0 million in net changes in operating assets and liabilities. The increase in cash used in operations during the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 was primarily attributable to increased research and development activities.

Investing Activities

Net cash used in investing activities was $13 thousand and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively, consisting primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $154.6 million for the nine months ended September 30, 2026 and consisted of net proceeds from the August 2026 IPO and proceeds from the exercise of stock options. Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2025, consisting of proceeds from the exercise of stock options.

Future Funding Requirements

As of September 30, 2026, we had cash and cash equivalents of $224.9 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations into the second quarter of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies, manufacturing and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $203.8 million.

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

In June 2024, we entered into a non-cancelable operating lease for office and laboratory space in San Diego, California, with a ten-year initial term through June 2035 (Science Center Lease). The Science Center Lease commenced in June 2025 and includes aggregate monthly rent payments of approximately $0.3 million, with scheduled annual increases in base rent and rent abatements during an initial period of the term. Additionally, we are obligated to pay real estate taxes, maintenance costs, and other operating expenses allocable to the leased premises, which are variable in nature. We paid a cash security deposit of $0.9 million, which is refundable at the end of the lease term and is included in other long-term assets in our balance sheet as of September 30, 2026.

As of September 30, 2026, we have future remaining operating lease payments of $37.9 million relating to leases we have recognized in the balance sheet.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

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

Our initial development efforts are focused on our two clinical-stage programs: BH-30643, an investigational, non-covalent, macrocyclic, brain active, mutant-selective OMNI-EGFR inhibitor for the treatment of EGFR-mutant NSCLC, and BH-30236, an investigational macrocyclic CLK inhibitor being evaluated first in R/R AML and HR-MDS. We are also advancing our pan-KRAS program, initially focusing on our preclinical product candidate, BH-501284, which is designed using a novel chemical scaffold to achieve prolonged, potent and selective inhibition of activated KRAS. We have not yet demonstrated an ability to successfully complete a clinical program, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful product commercialization or generate revenues or arrange for a third party to do so on our behalf. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We have incurred substantial losses since our inception. We anticipate incurring substantial and increasing losses for the foreseeable future and may never achieve or maintain profitability.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. For the years ended December 31, 2025 and 2024, our net losses were approximately $60.6 million and $30.7 million, respectively. For the nine months ended September 30, 2026, our net loss was $68.8 million. As of September 30, 2026, we had an accumulated deficit of approximately $203.8 million. Substantially all of our losses have resulted from expenses incurred in connection with research and development, preclinical study and clinical trial costs, and from general and administrative costs associated with our operations.

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

Successful commercialization will require achievement of many key milestones, including demonstrating each product candidate’s safety and efficacy in clinical trials, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of expenses or when, or if, we will be able to generate any revenue, the extent of any further losses, or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the U.S. Food and Drug Administration (FDA), or any comparable foreign regulatory authority, to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or in the nonclinical or manufacturing-related activities associated with the development of our product candidates. Even if we succeed in obtaining regulatory approvals for and commercializing BH-30643, BH-30236 or any of our other product candidates, we expect to incur substantial development costs and other expenditures to develop and market additional product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. As of September 30, 2026, we had $224.9 million in cash and cash equivalents. In August 2026, we received aggregate net proceeds of approximately $151.6 million from our initial public offering (IPO), inclusive of the partial exercise of the underwriters’ option to purchase additional shares. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to fund our projected operating expenses and capital expenditure requirements into the second quarter of 2028. Our future capital requirements and the period over which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates and programs is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

In addition, our scientific approach to design novel chemical scaffolds to overcome specific structural liabilities that limit existing therapies or approaches may not be successful in addressing these limitations or creating product candidates that ultimately succeed in development, regulatory approval or commercialization. Even if our approach demonstrates clinical benefit for tumors harboring the targeted mutations that drive the diseases for which we are developing our product candidates, we may never successfully identify additional oncogenic mutations sufficient to obtain regulatory approvals with respect to such mutations. In addition, the heterogeneity of the tumor resistance environment our clinical product candidates are targeting heightens the risk around attempting to overcome both on- and off-target tumor resistance. We may also be unsuccessful in using our approach to identify additional product candidates, and any of our product candidates may be shown to have harmful side effects or other characteristics that necessitate additional clinical testing or make them unmarketable or unlikely to receive or maintain regulatory approval. In particular, any failure of one of our development programs—or a competitor’s product or program pursuing a similar approach—could create a perception that our other programs are less likely to succeed or that our overall approach is not viable.

We believe we have had favorable preclinical study and early clinical trial results; however, we are early in our development efforts, including with respect to BH-30643, BH-30236 and BH-501284, and may not succeed in demonstrating the efficacy and safety of any product candidate in clinical trials or in obtaining regulatory approval thereafter. We also cannot be certain that our scientific and development approach, including with respect to BH-30643, BH-30236 and BH-501284, will result in an approvable or marketable product with commercial value in our initial targeted indications or any other indication.

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

Therefore, we do not know whether our approach, including development of product candidates in genetically defined cancers, will be successful, or whether our specific development programs for BH-30643, BH-30236 and BH-501284 will yield approvable or commercially viable products. If our approach or our individual programs are unsuccessful, the value of our company could decline significantly.

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

We are in the early stages of our development efforts and are substantially dependent on the success of our product candidates, BH-30643 and BH-30236, which are in early clinical development. Our pan-KRAS product candidate BH-501284 is in the preclinical stage. We will need to progress BH-30643 and BH-30236 through our ongoing and planned clinical trials and progress BH-501284 and any future preclinical-stage product candidates through preclinical studies and submit INDs to the FDA or comparable foreign regulatory applications to applicable foreign regulatory authorities prior to initiating their clinical development. We will also need to submit INDs or comparable foreign regulatory applications prior to expanding development of our product candidates beyond our initial development focus into other distinct patient populations.

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
•
receipt of regulatory approvals from applicable regulatory authorities, including FDA approvals of new drug applications (NDAs) and approvals from comparable foreign regulatory authorities and maintaining such approvals;
•
making arrangements with third-party manufacturers to manufacture sufficient quantities of product candidates for clinical and potential commercial use;
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

BH-30643 and BH-30236 are in clinical development and BH-501284 is in the preclinical stage of development and their risk of failure is high. It is impossible to predict when or if our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize our product candidates, we must demonstrate through lengthy, complex and expensive clinical trials that our product candidates are safe and effective in patient populations for the intended indication(s) for use.

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
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
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

We are conducting and plan to conduct additional clinical trials outside the United States. For example, we are conducting a global Phase 1/2 clinical trial of BH-30643 in adult patients with locally advanced or metastatic NSCLC harboring EGFR and/or HER2 mutations at sites outside of the United States, including in Australia, Canada, Hong Kong, Japan, Malaysia, Singapore, South Korea and Taiwan, and plan to add additional sites in China. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such trial data by the FDA is subject to certain conditions.

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
•
administrative burdens of conducting clinical trials under multiple foreign regulatory schemes;
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

As product candidates progress through clinical trials to regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, stability, purity, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve their intended objectives and/or may lead to delays and additional costs. For example, we are now investigating a tablet formulation of BH-30643 in the SOLARA trial and may potentially modify the formulation of other product candidates in future clinical trials. The formulation and any other changes we may make to our product candidates may cause such candidates to perform differently than in prior clinical trials, or could negatively affect our ability to utilize or interpret our existing data. Such changes could delay initiation or completion of clinical trials, lead to negative trial results, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential regulatory approval and jeopardize our ability to commercialize our product candidates or generate revenue.

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

Although we have received Fast Track designation for BH-30643 for the treatment of adult patients with advanced or metastatic epidermal growth factor receptor (EGFR) C797S-positive non-small cell lung cancer (NSCLC) after prior treatment with a third-generation EGFR tyrosine kinase inhibitor (TKI), we may be unable to obtain or maintain the benefits associated with such designation.

In August 2026, we were granted FDA Fast Track designation for BH-30643 for the above-referenced indication. If a drug is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. NDAs submitted for Fast Track designated drugs may qualify for priority review, accelerated approval and rolling submission under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. In addition, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval.

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

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains regulatory approval, we and/or any future third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or any future third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. For example, we are conducting clinical trials for BH-30643 in a genetically defined patient population having the C797S mutation in EGFR-positive NSCLC, and if or when we are able to obtain clinical data supportive of approval of BH-30643 by the FDA, we may be required to obtain FDA approval for a companion diagnostic to identify patients with the C797S mutation before we are able to obtain approval for the use of BH-30643 within this patient population. We, or our future collaborators, may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

Risks Related to Our Business and Operations

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of September 30, 2026, we had 71 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, and as we transition into operating as a public company, we expect to expand our employee base for managerial, development, regulatory, financial, legal, business development, information technology, marketing and sales capabilities, or contract with third parties to provide these capabilities for us. In the future, we expect to have to manage additional relationships with licensees or licensors, collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

As a result, we and the third parties upon whom we rely face a variety of evolving threats that could threaten the confidentiality, integrity, and availability of our information technology systems and sensitive data, or those of the third parties upon whom we rely. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon whom we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our information technology systems and operations.

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

AI Technologies may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI Technology with bad inputs or logic), or if the logic of the AI Technology is flawed. We or third parties upon whom we rely may rely on outputs from AI Technologies to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. Moreover, the information technology and cybersecurity risks described in the above risk factor apply to AI Technologies, which expand the potential attack surface and compound traditional cybersecurity risks. Given the nature of AI Technologies, any issues experienced by us or third parties upon whom we rely could pose significant impact across workflows or operations.

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

Our operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire, earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Our commercial success depends, in part, upon our ability and the ability of our possible future collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is a considerable amount of patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to product candidates, including interference proceedings, post grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are pursuing product candidates. In particular, the fields of molecularly targeted oncology therapies, including inhibition of oncogenic signaling pathways, as well as macrocyclic small molecule design are characterized by extensive patent portfolios held by established pharmaceutical and biopharmaceutical companies, and we cannot be certain that our product candidates, including BH-30643, BH-30236 and BH-501284, do not infringe existing or future patents held by such parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our technologies or product candidates or commercializing activities may be subject to claims that they infringe the patent rights of third parties. Our competitors and others may have significantly larger and more mature patent portfolios than we have. In addition, future litigation may be initiated by patent holding companies or other third parties who do not have a relevant product or service revenue and against whom our current and future patents, if any, may provide little or no deterrence or protection. Competitors may also assert that our product candidates infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, advisors and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, our unpublished patent applications or other confidential research, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us.

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

In addition, public health pandemics, geopolitical instability, natural disasters, or similar events may impair our ability to comply with these procedural, document submission, fee payment, and other requirements imposed by government patent agencies, which may materially and adversely affect our ability to obtain or maintain patent protection for our product candidates. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions to reduce the size of the U.S. government.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first-inventor-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This regime requires us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Since patent applications in the United States and most other countries are confidential for a period after filing or until issuance, we cannot be certain that we or our future licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

The UPC will also provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain a pan-European injunction against us in infringement proceedings, in at least all countries which are signatories to the UPC. Further, because the UPC is a new court system having little established precedent for the court’s decisions, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market.

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

Although we do not currently hold any in-licenses and our intellectual property portfolio is wholly owned by us, we may in the future enter into licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone payments, royalties, insurance and other obligations on us. If we fail to comply with those obligations or we are subject to bankruptcy-related proceedings, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product candidate that is covered by these agreements or we may be subject to litigation for breach of these agreements or face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects, or impede, delay or prohibit the further development or commercialization of, one or more product candidates that rely on such agreements.

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

Our trademarks or trade names may be challenged, infringed, diluted, circumvented, declared generic or determined to be infringing, misappropriating or violating other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition or cancellation proceedings. This can be time-consuming and expensive, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may determine another trademark is not infringing our trademarks. We may not be able to obtain, protect or enforce our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors or other third parties may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement, misappropriation, dilution or other claims brought by owners of other registered trademarks or trade names that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations. Our current trademark applications and additional trademark applications we may file in the future may not proceed to registration and/or may be opposed by third parties. Even if such applications proceed to registration, third parties may challenge our use of such trademarks or seek to invalidate our registration in the future. Other companies in our industry may be using trademarks that are similar to ours and may in the future allege that the use of our trademarks in connection with our products infringes or otherwise violates their trademark rights. Trademark-granting authorities may decide to investigate our trademarks on their own initiative if they believe that there may be potential issues to be resolved. In addition, failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect and enforce our trademarks and impede our marketing efforts in the countries in which we operate. Over the long term, if we are unable to establish brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

•
the patents or other intellectual property rights of others may harm our business; and
•
we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property or disclose information resulting in a loss of protection of such trade secret.

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
•
disputes may arise between us and a licensee or a collaborator that cause the delay or termination of the research, development or commercialization of our future product candidates or result in costly litigation or arbitration that diverts management attention and resources;
•
licenses or collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable future product candidates;
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

•
disputes regarding milestone payments or royalties;
•
uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;
•
unwillingness by the collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials;
•
unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;
•
initiation of litigation or alternative dispute resolution options by either party to resolve the dispute; or
•
attempts by either party to terminate the agreement.

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

These and other factors beyond our control could interrupt operations of our vendors and service providers, influence the ability of these companies to render services and export our clinical supplies cost-effectively or at all, and inhibit their ability to procure certain materials.

CMOs may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the U.S. Congress passed legislation known as the BIOSECURE Act to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” (BCC) or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or services. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly (e.g., via a subcontractor) uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. While the BIOSECURE Act includes a safe harbor and grandfathering provisions for existing contracts in certain circumstances, as well as carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the ultimate impact of the BIOSECURE Act on the biotechnology industry and our company is uncertain. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates. Furthermore, any U.S. executive action, legislative action or potential sanctions including the imposition of higher tariffs on imports into the United States and other governmental regulations affecting trade between the United States and China, and any retaliatory actions by China could materially impact our work or potential work in the future with Chinese biotechnology companies. In addition, U.S. executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. We are actively engaging alternative suppliers or manufacturers outside of China for our active pharmaceutical ingredients (APIs). Additionally, although drug product for our product candidates is not currently manufactured in China, we may explore future manufacturing of our drug product for our product candidates in China. Without an alternative manufacturing plan for our APIs and possible future drug product for our product candidates, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

•
C797S-resistant population. There are currently no approved targeted therapies for patients with C797S-mediated resistance to osimertinib or other third-generation EGFR TKIs. Patients with C797S-mediated resistance are currently treated with regimens that do not specifically target C797S, predominantly platinum-based chemotherapy, and approved post-osimertinib options also include amivantamab (RYBREVANT) in combination with platinum-based chemotherapy and datopotamab deruxtecan (DATROWAY). We are aware of numerous companies targeting C797S-mediated resistance to EGFR TKIs or broader EGFR resistance mutations in early clinical development, such as Abbisko Therapeutics, Betta Pharma, Black Diamond Therapeutics, Bridge Therapeutics, Chia Tai Tianqing, Dizal Pharmaceuticals Co., Hansoh Pharma, J INTS BIO, Qilu, Voronoi and Wayshine Biopharm. Additionally, Blueprint Medicines advanced two programs targeting C797S into clinical development; both programs have been discontinued. In addition to targeted therapies, there are antibody-drug conjugates (ADCs) being developed for patients with EGFR resistance by various companies, including Merck, Bristol-Myers Squibb, AbbVie and Roche.
•
Classical mutation setting. Osimertinib (TAGRISSO), marketed by AstraZeneca, is the current standard of care in the first-line setting for classical EGFR mutations. Amivantamab (RYBREVANT) in combination with lazertinib, marketed by Johnson & Johnson, is also approved in the first-line classical mutation setting and would represent additional competition in any first-line program we may pursue. We are aware of numerous companies developing EGFR TKIs in the classical mutation setting, such as ArriVent BioPharma, Black Diamond Therapeutics, TYK Medicines and Voronoi.
•
Uncommon EGFR mutation settings (including atypical mutations and exon 20 insertions). Afatinib (GILOTRIF), marketed by Boehringer Ingelheim, is the only FDA-approved TKI specifically indicated for a subset of atypical mutations (G719X, L861Q, and S768I). Amivantamab (RYBREVANT) in combination with platinum-pemetrexed chemotherapy is approved as a first-line regimen for EGFR exon 20 insertion-positive NSCLC. Sunvozertinib (ZEGFROVY), developed by Dizal Pharmaceuticals Co. and marketed in the United States by AstraZeneca, received accelerated approval in July 2025 for patients with EGFR exon 20 insertion-positive NSCLC whose disease has progressed on or after platinum-based chemotherapy. We are aware of numerous companies developing inhibitors against uncommon EGFR mutations (including atypical mutations and exon 20 insertions), such as ArriVent BioPharma, Avistone Pharma, Black Diamond Therapeutics, Cullinan Therapeutics, Dizal Pharmaceuticals Co., ORIC Pharmaceuticals, Taiho Oncology and Voronoi.

BH-30236 (CLK inhibitor). The AML and HR-MDS landscapes are competitive, with multiple approved therapies and numerous investigational agents across our target patient populations.

•
CLK inhibitor class. There are currently no approved CLK inhibitors. We are aware of several companies developing CLK inhibitors, including Biosplice Therapeutics and Chordia Therapeutics.
•
R/R AML and HR-MDS; venetoclax-resistant setting. Although multiple therapies are approved for AML and HR-MDS in earlier lines of treatment or in molecularly defined subsets, there are currently no approved targeted therapies specifically indicated for patients whose disease is resistant to or has relapsed following venetoclax-based therapy. In this setting, treatment typically consists of salvage chemotherapy, hypomethylating agents (e.g., azacitidine (VIDAZA), marketed by Bristol-Myers Squibb), FLT3 inhibitors for patients with FLT3-mutant disease, IDH inhibitors for patients with IDH1- or IDH2-mutant disease, menin inhibitors for KMT2A-rearranged or NPM1 mutant disease or supportive care. Allogeneic hematopoietic cell transplantation (Allo-HCT) may be potentially curative for a subset of patients, but is available only to a minority given the age, fitness, comorbidities, donor availability and disease-control requirements of the affected population.
•
We are aware of several approved agents that may compete for patients in R/R AML including gilteritinib (XOSPATA), marketed by Astellas Pharma, for FLT3-mutant AML; ivosidenib (TIBSOVO), marketed by Servier, for IDH1-mutant AML; enasidenib (IDHIFA), marketed by Bristol-Myers Squibb, for IDH2-mutant AML; and menin inhibitors in molecularly defined subsets, including ziftomenib (KOMZIFTI), marketed by Kura Oncology, for NPM1-mutant AML, and revumenib (REVUFORJ), marketed by Syndax Pharmaceuticals, for NPM1-mutant AML and acute leukemia with a KMT2A translocation. In HR-MDS, approved therapies include hypomethylating agents and other agents used in selected settings, but there remains no approved targeted therapy specifically indicated for the broader population following hypomethylating agent failure.
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

•
KRAS G12C / G12D inhibitors. There are two approved KRAS G12C inhibitors – sotorasib (LUMAKRAS), marketed by Amgen, and adagrasib (KRAZATI), marketed by Bristol-Myers Squibb. We are aware of numerous companies developing inhibitors targeting a single mutant allele, including KRAS G12C and KRAS G12D, such as Astellas, D3 Bio, Eli Lilly, Frontier Medicines, Genfleet, Hansoh Pharma, Quanta Therapeutics, Revolution Medicines and Roche.
•
Pan-RAS tricomplex inhibitors. There is currently one approved pan-RAS tricomplex inhibitor, daraxonrasib (RASONQUE), marketed by Revolution Medicines, which was approved for the treatment of adult patients with metastatic pancreatic adenocarcinoma. We are aware of numerous companies developing pan-RAS tricomplex inhibitors, such as Adlai Nortye, Betta Pharmaceuticals, Erasca and Roche.
•
Pan-KRAS (non-covalent Switch-II pocket inhibitors and degraders). We are aware of numerous companies developing pan-KRAS non-covalent Switch-II pocket inhibitors and/or degraders, such as Amgen, Astellas, AstraZeneca, BeOne, Boehringer Ingelheim, BridgeBio Oncology Therapeutics, Erasca, Eli Lilly, PAQ Therapeutics, Pfizer and Roche.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D for certain prescription drugs where the drug’s price increases faster than the rate of inflation. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Drugs that are granted one or more orphan drug designations (ODD) by the FDA and are not approved for other non-orphan indications are exempt from such Medicare Drug Price Negotiation Program. Unless we are able to obtain orphan drug designation for our product candidates, as we have for BH-30236, and continue to qualify for such exemptions in the future, we may face price negotiation to the extent the Medicare Drug Price Negotiation Program remains in effect in its current form. We also expect to experience pricing pressures in connection with the sale of our product candidates, if approved for marketing, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Other legislative changes have been proposed and adopted in the United States since the ACA. These changes include aggregate reductions to Medicare payments to providers, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing that seeks to align the prices for drugs in the U.S. with prices for drugs in certain other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across-the-board price caps for pharmaceuticals, or are seeking to regulate drug distribution.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review INDs, NDAs, or other submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We operate in a global economy, which includes using third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, on April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs of up to 100% on imports of certain patented pharmaceutical products and associated pharmaceutical ingredients, which took effect for most companies on September 29, 2026. Certain products are excluded, including generic pharmaceuticals and biosimilars.

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

For example, in the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). We may obtain personal health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, other federal and state laws have established and may in the future establish requirements for protecting the privacy and security of health information that is not protected by HIPAA. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Although there are minimum revenue or personal data processing thresholds for entities to be subject to many of these laws and there are limited exemptions for clinical trial data under the U.S. state comprehensive privacy laws, such laws may impact (possibly significantly) our business activities depending on how they are interpreted and if we become subject to such state comprehensive privacy laws in the future. In addition, similar laws are being considered in other states, as well as at the international, federal and local levels, and we expect more laws related to personal data to become effective in the future. These developments may further complicate compliance efforts and increase our legal risk and compliance costs for us and the third parties upon whom we rely.

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

Each of these foreign data protection laws carries significant fines and penalties for failure to comply. For example, failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue for the personal information processor and/or a suspension of services or data processing activities. Other potential penalties include a fine of up to RMB 1 million on the person in charge or directly responsible personnel and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of the People’s Republic of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high level management or data protection officer positions in relevant enterprises. Similar such fines and penalties can arise under the APPs or other data protection laws.

In addition, we may be unable to transfer personal data or we may have to implement additional measures to enable the transfer of data to the United States or other countries due to data localization requirements or limitations on cross-border data flows. For example, the PIPL imposes data localization requirements on important data processors and critical information infrastructure operators and personal information processors which process personal information above a certain threshold prescribed by the relevant authorities, unless a security assessment (Security Assessment) is passed. The PIPL also requires data processors to rely on a data export mechanism and comply with certain requirements prior to the transfer of personal information outside of China, such as compliance with a Security Assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the relevant authorities with the overseas recipient, unless an exemption applies. Other data protection laws may require specific consent to export sensitive data, among other risk assessments, contractual language, enhanced safeguards for the sensitive data, or other mechanisms or practices. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Additionally, the U.S. Department of Justice (DoJ) issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or are (1) foreign entities organized under the laws of, or with a principal place of business in, a country of concern or 50% or more owned, individually or in the aggregate, by one or more countries of concern or other covered persons; (2) foreign entities 50% or more owned, individually or in the aggregate, by a country of concern or another covered person; (3) foreign individuals that are employees or contractors of a country of concern or covered person; and (4) foreign individuals who are primarily a resident in a country of concern) that may impact certain business or management activities such as vendor engagements, licensing arrangements, partnership engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. We may in the future engage in data transactions that could be subject to the rule. Although the DoJ issued compliance guidance and responded to industry questions, we are not aware of the existence of enforcement data or case law that would provide additional guidance on how the rule will be interpreted, and there is a risk that our interpretation of its applicability, scope and requirements could be incorrect, incomplete, or misapplied. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain agreements.

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

We do and may in the future publish privacy policies and other statements concerning data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.

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
•
the timing of payments we may make or receive under any license and collaboration arrangements or the termination or modification thereof;
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
•
the impacts of adverse macroeconomic conditions or geopolitical events and conflicts, bank failures, or inflation and increased interest rates, on our business or operations; and
•
changes in general market and economic conditions.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in our annual report on Form 10-K.

We could be an emerging growth company for up to five years following our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have never declared or paid any cash dividends on our common stock. We currently plan to retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult or costly for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, which could delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic and geopolitical stability (such as the geopolitical tensions between the United States and China, the Russia/Ukraine conflict, conflicts in the Middle East, which have recently included actions by Iran, Israel and the United States). While we do not currently expect unstable market conditions to have a material impact on our cash and cash equivalents balance, expected results of operations or financial performance for the foreseeable future, if failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, fiduciary liability, workers’ compensation, clinical trials/products liability, cyber security liability, directors’ and officers’ and employment practices insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. For example, although we maintain product liability insurance coverage that also covers our clinical trials, this insurance may not be adequate to cover all liabilities that we may incur, and we may be required to increase our product liability insurance coverage. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify. However, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Any significant uninsured liability may require us to pay substantial amounts, which would materially adversely affect our business, financial condition, results of operations and growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, we granted stock options to purchase an aggregate of 1,544,599 shares of our common stock at a weighted-average exercise price of $16.00 per share to certain of our employees, directors and consultants pursuant to our 2026 Plan.

During the three months ended September 30, 2026, we issued an aggregate of 18,805 shares of our common stock upon the exercise of stock options granted under the 2020 Plan, for aggregate consideration of approximately $74 thousand. A portion of such shares were issued upon exercise of options prior to vesting and remain subject to our right to repurchase such shares at the original exercise price upon termination of the holder’s service.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2020 Plan and 2026 Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

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

We received aggregate gross proceeds from our IPO of approximately $168.3 million. We incurred underwriting discounts and commissions of approximately $11.8 million and other offering expenses of approximately $4.9 million, for total expenses of approximately $16.7 million, resulting in net proceeds to us of approximately $151.6 million. No payments for such expenses were made directly or indirectly to (i) any of our directors or officers or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

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

BlossomHill Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ J. Jean Cui, Ph.D.
J. Jean Cui, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jason Keyes, MBA
Jason Keyes, MBA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)